Form 10-Q
period 1995-06-30
WEDCO TECHNOLOGY INC
filed 1995-08-14
CIK 104060

                  SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

     (Mark One)

        X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1995 or

       _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

     Commission file number 1-5528

                          WEDCO TECHNOLOGY, INC.
          (Exact name of registrant as specified in its charter)


            New Jersey                          22-1689437
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)


P.O. Box 397 Bloomsbury, New Jersey                08804
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  908-479-4181

                            Not Applicable


(Former name, former address and former fiscal year, if changed since last report).

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding at August 10, 1995
 Common Stock, $.10 par value                3,567,785

           WEDCO TECHNOLOGY, INC. AND CONSOLIDATED SUBSIDIARIES

                                   INDEX


Page No.
PART I.   Financial Information:

 Consolidated Balance Sheets -                               1-2
   June 30, 1995 and March 31, 1995 (Unaudited)

 Consolidated Statements of Income - For the Three Months      3
   Ended June 30, 1995 and 1994 (Unaudited)

 Consolidated Statements of Changes in Stockholders            4
   Equity - For the Three Months Ended June 30, 1995
  (Unaudited)

 Consolidated Statements of Cash Flows - For the Three Months  5
  Ended June 30, 1995 and 1994 (Unaudited)

 Notes to Consolidated Financial Statements (Unaudited)      6-7

 Management's Discussion and Analysis of Financial          8-11
   Condition and Results of Operations

PART II.  Other Information                                   12

Signatures                                                    13

TABLE

WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND MARCH 31, 1995 (UNAUDITED)


                                            June 30, 1995   March 31, 1995
ASSETS
CURRENT ASSETS:
Cash                                           $1,290,930   $1,039,760
Accounts receivable, less allowance
 for doubtful accounts of $52,561
 at June 30 and $52,568 at March 31             6,835,645    7,960,327
Due from related parties - current                542,329      760,686
Inventories                                     2,132,314    2,031,009
Prepaid expenses and other current assets         924,665      990,303

Total current assets                           11,725,883   12,782,085

PROPERTY, PLANT AND EQUIPMENT,
 less accumulated depreciation of $27,220,041
 at June 30 and $26,324,868 at March 31        38,423,458   37,217,297

OTHER ASSETS:
Investment in joint ventures                    4,836,264    4,801,795
Land                                            2,298,109    2,298,109
Due from related parties                          818,811      833,987
Other                                              53,799       59,919

Total other assets                              8,006,983    7,993,810

TOTAL                                         $58,156,324  $57,993,192

WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND MARCH 31, 1995 (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY    June 30, 1995   March 31, 1995

CURRENT LIABILITIES:
Notes payable                           $ 3,361,830     $ 3,103,827
Current maturities of long-term debt      1,762,790       1,761,020
Accounts payable                          3,038,631       3,688,585
Accrued payroll                           1,000,707       1,099,229
Accrued expenses                            495,521         354,100
Accrual for environmental cleanup            72,000          72,000
Federal, state and foreign income
   taxes payable                            880,562         903,841
Other current liabilities                 1,261,423       1,166,260

Total current liabilities                11,873,464      12,148,862

LONG-TERM DEBT, LESS CURRENT MATURITIES  15,905,122      15,721,787

ACCRUAL FOR ENVIRONMENTAL CLEANUP           228,621         249,327

DEFERRED INCOME TAXES                     2,588,486       2,762,546

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.10 par value, authorized
   10,495,000 shares, issued 4,094,891 shares
   at June 30 and March 31                   409,489        409,489
Additional paid-in capital                11,159,205     11,159,205
Retained earnings                         17,378,518     16,740,328
Equity adjustment from foreign
   currency translation                    1,891,779      2,080,008

Total                                     30,838,991     30,389,030
Less treasury stock - at cost, 527,106 shares
   at June 30 and at March 31             (3,278,360)    (3,278,360)

Stockholders' equity - net                27,560,631     27,110,670

TOTAL                                    $58,156,324    $57,993,192

See notes to consolidated financial statements.

WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)

                                                1995          1994
NET REVENUES                                  $11,209,348   $9,671,400

OPERATING EXPENSES:
Costs of services rendered and products sold    6,979,973    5,467,747
Selling, general and administrative expenses    2,031,308    1,804,756
Depreciation                                      966,196      798,248

Total operating expenses                        9,977,477    8,070,751

OPERATING INCOME                                1,231,871    1,600,649

OTHER INCOME (EXPENSES):
Equity in income of joint ventures                 44,607      147,416
Interest expense - net                           (371,464)    (331,211)
Other - net                                        12,220        1,396

Total other income (expenses)                    (314,637)    (182,399)

INCOME BEFORE INCOME TAXES                        917,234    1,418,250

INCOME TAXES                                      279,044      464,560

NET INCOME                                    $   638,190   $  953,690

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE                                  $.18         $.26

AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                           3,605,034    3,612,528

See notes to consolidated financial statements.

WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 1995 (UNAUDITED)
                                                                  Equity
                                                                  Adjustment
                       Common Stock        Additional             from Foreign
                       Number              Paid-in    Retained    Currency
                      of Shares   Amount   Capital    Earnings    Translation

Balance, April 1, 1995  4,094,891 $409,489 $11,159,205 $16,740,328 $2,080,008
 Net income                                                638,190
 Adjustment resulting from foreign
   currency translations                                             (188,229)

Balance, June 30, 1995  4,094,891 $409,489 $11,159,205 $17,378,518 $1,891,779


                          Treasury Stock
                        Number
                        of Shares   Amount
Balance, April 1, 1995  (527,106) $(3,278,360)
 Net income
 Adjustment resulting from foreign
   currency translations

Balance, June 30, 1995  (527,106) $(3,278,360)

[FN]
See notes to consolidated financial statements

WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)
                                                   1995        1994

Cash Flows From Operating Activities:
   Net Income                                     $ 638,190   $ 953,690
   Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                    966,196      798,248
   Equity in income of joint ventures              (44,607)    (147,416)
   Increase (decrease) in deferred income taxes    (51,877)      14,002
   Decrease in accrual for environmental cleanup   (20,706)     (14,761)
   Net change in operating assets and liabilities   666,218  (1,018,680)

Net cash provided by operating activities         2,153,414     585,083

Cash Flows From Investing Activities:

   Purchases of property, plant and equipment    (2,573,867)   (784,222)
   Decrease in amounts receivable from
     related parties                                159,838     514,488

Net cash used in investing activities            (2,414,029)   (269,734)

Cash Flows From Financing Activities:

   Net borrowings (repayments) under
    credit facilities                               512,070     (16,258)
   Treasury stock transactions                                  131,722

Net cash provided by financing activities           512,070     115,464

Effect of foreign exchange rate changes on cash        (285)        762

Net increase in cash                                251,170     431,575

Cash at beginning of period                       1,039,760     799,268

Cash at end of period                            $1,290,930  $1,230,843

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for:
   Interest                                        $396,097    $300,267
   Income taxes                                     354,322     584,901

See notes to consolidated financial statements.

/TABLE

WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 1.  BASIS OF PRESENTATION

 The financial statements as of June 30, 1995 and for three months ended June 30, 1995 and 1994 are unaudited; however, the March 31, 1995 balance sheet was derived from audited financial statements. In the opinion of management, such financial statements include all adjustments (consisting only of normal recurring items) necessary for a fair presentation. The results of operations for the three months ended
June 30, 1995 are not necessarily indicative of the results to be expected for the entire year. Certain 1994 amounts have been reclassified to conform to the current presentation.

 All 1994 per share amounts have been retroactively restated to reflect the 5% stock dividend distributed on September 30, 1994.
These financial statements, note disclosures and other information should be read in conjunction with the financial statements and related notes of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, as filed with the Securities and Exchange
Commission.

 2.  INVENTORIES

 Inventories at June 30, and March 31, 1995 consist of the
following:
                                        June 30       March 31

Raw materials, parts and supplies     $1,666,254     $1,696,840
Work in process                          466,060        334,169

           Total                      $2,132,314     $2,031,009


 If all of the Company's inventories were costed on the first-in, first-out method, inventories would have been approximately $624,000 higher at June 30 and March 31, 1995.


 3.  INVESTMENT IN JOINT VENTURES

 The following table summarizes the status and results of the Company's investment in joint ventures for the three months ended
June 30, 1995.
                                           Micronyl-
                              WedTech Inc. Wedco S.A.  Total


 Balance, April 1, 1995       $2,890,164  $1,911,631   $4,801,795
     Equity in income (loss)      (7,380)     51,987       44,607
     Adjustment due to foreign
       currency translation                  (10,138)     (10,138)

 Balance, June 30, 1995       $2,882,784  $1,953,480   $4,836,264

4.  RELATED-PARTY TRANSACTIONS

 As of March 31, 1995, the Company held a three-year, non-interest bearing note receivable in the amount of C$1,026,305 ($732,269 at March 31, 1995 exchange rates) from 1119935 Ontario Limited, a corporation 100%-owned by John Lefas, President of WedTech Inc., the Company's Canadian joint venture. The note receivable resulted from the sale of 1,026,305 non-voting, non-cumulative
Class D special shares of WedTech Inc. to 1119935 Ontario Limited during the prior fiscal year. On April 3, 1995, the Company received its first scheduled payment on this note receivable in the amount of C$342,101 or $245,800 at April 3, 1995 exchange rates.

5.   COMMITMENTS AND CONTINGENCIES

 In conjunction with the sale of real estate owned by a former subsidiary, the New Jersey Department of Environmental Protection and Energy (D.E.P.E.) issued an Administrative Consent Order (A.C.O.) to the Company under the Environmental Clean-up Responsibility
Act (E.C.R.A.). According to E.C.R.A., property title cannot pass to a new owner until the D.E.P.E. is satisfied that the property meets defined environmental standards or an A.C.O. has been issued.

 Inspections have shown the groundwater at this site contains contaminates which must be removed. Accordingly, a remediation plan was prepared and approved by the D.E.P.E. The Company has provided accruals of $1,400,000 for costs related to cleanup activities, of which, approximately $1,100,000 has been paid as of June 30, 1995. Recent sampling results indicate that the Company's groundwater remediation program is working effectively to reduce the level of groundwater contamination. Expenses in excess of what the Company has recorded could be incurred due to the inherent uncertainty surrounding the extent of contamination, the complexity of governmental regulations and their interpretations and the varying costs and effectiveness of cleanup technologies.
The Company believes, however, that its reserve is sufficient to satisfy current D.E.P.E. requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Wedco's operating results for the three-month period ended June 30, 1995 indicate a 15.9% increase in net revenues and a 23.0% decrease in operating income when compared to the same period of the prior fiscal year. The slowdown in the U.S. economy's growth rate during the current three-month period, as compared to the same period of the prior fiscal year, resulted in declines in the utilization of machinery and equipment and the absorption of certain overhead costs in several of the Company's domestic facilities. Furthermore, a portion of the increase in revenues reported during the current period is attributed to an increase in compounding services provided by the Company's Dutch subsidiary.
Such compounding revenues yield a lower margin than traditional processing services. Income from the Company's equity in joint ventures decreased by 69.7% during the current three-month period, as a result of a decline in earnings experienced by the Company's
French and Canadian joint ventures. Interest expense increased by 12.2% during the quarter ended June 30, 1995, as compared to the same period of 1994. The decreases in operating income and joint venture earnings, offset by a decrease in income taxes, resulted in a 33.1% decline in net income during the three-month period ended
June 30, 1995, as compared to the same period of the prior fiscal year.

Net Revenues and Operating Income

Wedco reported an increase in net revenues of approximately $1,538,000 for the three months ended June 30, 1995 when compared to the same period in 1994. The components of this increase were as follows:

                                      Three Months Ended June
    Components of Revenue Growth            1995 vs. 1994
    Processing services:
       Volume decrease                      $ (495,000)
       Change in average price
             per pound (1)                   1,074,000
    Machinery sales                            307,000
    Foreign currency translation (2)           652,000

       Total revenue growth                 $1,538,000

(1) Based on average price per pound, which is affected by product mix and volume processed during the period.
(2) Due to changes in the translation rates used to convert the revenues of Wedco Europe B.V. into U.S. dollars.

During the three months ended June 30, 1995, the Company processed approximately 99 million pounds of material as compared to approximately 105 million pounds in the same period of the prior fiscal year.
This decrease in volume is reflective of the slight decline in the U. S. economy experienced during the three-month period ended
June 30, 1995 when compared to the same period in 1994, as well as an increase in competition in United States. On a consolidated basis, as a percentage of net revenues, operating expenses, excluding general corporate expenses, were 82.3% and 75.5% for the three months ended
June 30, 1995 and 1994, respectively. Operating margins have declined in the current three-month period as a result of the underutilization of machinery and equipment, increased labor costs in certain domestic locations, the increase in lower margin compounding revenues experienced in Europe, and the incremental fixed costs associated with our new facility in Stenungsund, Sweden. General corporate expenses, as a percentage of net revenues, were 6.7% and 7.9% for the three-month periods ended
June 30, 1995 and 1994, respectively. The decrease in this percentage is a result of the increase in net revenues experienced during the current period.

Other Income (Expense)

During the three months ended June 30, 1995, income from the Company's investment in joint ventures decreased by approximately
$103,000 or 69.7% as compared to the same period of the prior fiscal year. Both of the Company's joint ventures reported a decline in earnings during the quarter ended June 30, 1995. In France, Micronyl-Wedco S.A.'s earnings declined slightly as a result of a small decrease in the volume of materials processed during the three-months ended June 30, 1995, as compared to the same period in 1994. In Canada, WedTech Inc.'s earnings continue to be negatively impacted by ongoing costs associated with its sales, marketing and administrative office in Toronto, Canada and its research and production facility in Dewey, Oklahoma. Under the equity method of accounting, net revenues of the joint ventures are not included in the consolidated net revenues of the Company.

As a result of the increase in the U.S. prime rate and increased foreign borrowings, interest expense increased by approximately $40,000 or 12.2% during the three-month period ended June 30, 1995, as compared to the same period in 1994.

Income Taxes

As a result of the 35.3% decline in pre-tax income during the three months ended June 30, 1995 as compared to the same period in 1994, the Company's consolidated income tax provision declined by 39.9%.

Foreign Currency Translation

The fluctuations of the dollar against the Dutch guilder and the British pound have impacted the translation of revenues and income of Wedco Europe B.V. into U.S. dollars for the three months ended June 30, 1995 as compared to the same period of the prior fiscal year. The increase, due to this translation impact, in certain amounts shown on the Consolidated Statements of Income follows:

                        Three Months Ended June 30
                              1995 vs. 1994

    Net revenues               $ 652,000
    Operating income             114,000
    Pre-tax income               101,000
    Net income                    80,000

Gains and losses from the translation of certain balance sheet accounts are not included in determining net income, but are accumulated as a separate component of stockholders' equity. These unrealized gains and losses are also subject to deferred income taxes. As a result of the dollar's fluctuation against the Dutch guilder and British pound and changes in the net assets of foreign subsidiaries, stockholders' equity decreased, net of deferred income taxes, by approximately $188,000 during the period of March 31 to June 30, 1995.

Financial Condition

Working capital decreased from March 31 to June 30, 1995 by approximately $781,000. While several components of working capital fluctuated during this three-month period, the $781,000 decrease is primarily the result of decreases in accounts receivable and amounts due from related parties, offset by increases in inventories, short-term notes payable, accrued expenses and other current liabilities.
The decrease in working capital resulted in a decline in the Company's current ratio from 1.1:1 at March 31, 1995 to .99:1 at June 30,
1995. The Company intends to refinance certain short-term notes payable, associated with establishing its new subsidiary in Sweden, as long-term debt. Once this refinancing is completed, the Company's current ratio should improve. As of June 30, 1995, the Company's debt to net equity ratio, including notes payable and current maturities of long-term debt, remained relatively unchanged at 0.76:1 from March 31, 1995. The Company anticipates improvement in this ratio during the current fiscal year.

Capital Expansion and Resources

During the three months ended June 30, 1995, the Company generated approximately $2,150,000 in cash from its operating activities, a $1,568,000 increase when compared to the same period of fiscal 1995. Substantially all of the cash generated in the current three-month period was invested in capital expenditures. Net cash used in investing activities increased to $2,414,000 for the three months ended June 30, 1995 from $270,000 in the same period of the prior fiscal year. This fluctuation reflects a $1,790,000 increase in capital expenditures, as well as a $354,000 decrease in the amounts collected from related parties during the three months ended
June 30, 1995. Cash flows from financing activities increased by approximately $397,000 during the three-month period ended
June 30, 1995 as compared to the same period of the prior fiscal year, primarily as a result of an increase in short-term borrowings by the Company's European subsidiary.

For the year ending March 31, 1996, management's objective is to foster growth in earnings, through productivity improvements and increased capacity utilization. With that strategy in place, a capital budget of approximately $6.8 million has been proposed for fiscal
1996. The Company anticipates that capital expenditures for fiscal 1996 will be limited to maintaining or improving the Company's existing facilities and installing new processing systems required to meet specific market opportunities. The Company anticipates financing its capital expenditures with cash provided by operating activities and additional borrowings, if needed. Currently, the Company has approximately $8.3 million available under its domestic and foreign credit facilities.

Contingencies

In regard to the environmental cleanup, discussed more fully in
Note 5 to the Consolidated Financial Statements, the Company anticipates paying for cleanup costs with cash provided by operations. If the current provision remains adequate, these costs should not significantly affect the financial position, results of operations or cash flows of the Company.

PART II:          OTHER INFORMATION


 ITEM 1.          Legal Proceedings:

                  No matters to report.

 ITEM 2.          Changes in Securities:

                  None.

 ITEM 3.          Defaults Upon Senior Securities:

                  None.

 ITEM 4.          Submission of Matters to a Vote of Security
                  Holders:

                  None.

 ITEM 5.          Other Information:

                  None.

 ITEM 6.          Exhibits and Reports on Form 8-K:

                 (a)   Exhibits

                 27    Financial Data Schedule

                                SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                WEDCO TECHNOLOGY, INC.





August 11, 1995                 /s/William E. Willoughby

Date                            William E. Willoughby
                                President and Chairman of the Board




August 11, 1995                 /s/Robert F. Bush
Date                            Robert F. Bush
                                Vice President - Finance

                               Exhibit Index

Exhibit No.                               Description

27                                Financial Data Schedule for the
                                  1st quarter ended June 30, 1995