Form 10-Q
period 1995-09-30
WEDCO TECHNOLOGY INC
filed 1995-11-20
CIK 104060

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

     (Mark One)

        X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995 or

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

             Class               Outstanding at November 13, 1995
 Common Stock, $.10 par value                3,567,785

           WEDCO TECHNOLOGY, INC. AND CONSOLIDATED SUBSIDIARIES

                                   INDEX


                                                          Page No.
PART I.   Financial Information:

 Consolidated Balance Sheets -                               1-2
   September 30, 1995 and March 31, 1995 (Unaudited)

 Consolidated Statements of Income - For the Six Months        3
   and Three Months Ended September 30, 1995 and 1994 (Unaudited)

 Consolidated Statements of Changes in Stockholders            4
   Equity - For the Six Months Ended September 30, 1995
  (Unaudited)

 Consolidated Statements of Cash Flows - For the Six Months    5
  Ended September 30, 1995 and 1994 (Unaudited)

 Notes to Consolidated Financial Statements (Unaudited)      6-7

 Management's Discussion and Analysis of Financial          8-11
   Condition and Results of Operations

PART II.  Other Information                                   12

Signatures                                                    13

WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND MARCH 31, 1995 (UNAUDITED)


                                            Sept. 30, 1995   March 31, 1995
ASSETS
CURRENT ASSETS:
Cash                                             $214,391   $1,039,760
Accounts receivable, less allowance
 for doubtful accounts of $52,522
 at Sept. 30 and $52,568 at March 31            6,987,288    7,960,327
Due from related parties - current                575,996      760,686
Inventories                                     2,029,876    2,031,009
Prepaid expenses and other current assets         806,603      990,303

Total current assets                           10,614,154   12,782,085

PROPERTY, PLANT AND EQUIPMENT,
 less accumulated depreciation of $27,850,640
 at Sept. 30 and $26,324,868 at March 31       38,646,066   37,217,297

OTHER ASSETS:
Investment in joint ventures                    4,640,246    4,801,795
Land                                            2,298,109    2,298,109
Due from related parties                          804,972      833,987
Other                                              48,379       59,919

Total other assets                              7,791,706    7,993,810

TOTAL                                         $57,051,926  $57,993,192

WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND MARCH 31, 1995 (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY    Sept. 30, 1995   March 31, 1995

CURRENT LIABILITIES:
Notes payable                           $ 3,532,027     $ 3,103,827
Current maturities of long-term debt      1,699,297       1,761,020
Accounts payable                          2,585,232       3,688,585
Accrued payroll                             751,427         999,229
Accrued expenses                            621,344         354,100
Accrual for environmental cleanup            72,000          72,000
Federal, state and foreign income
   taxes payable                            739,988         903,841
Other current liabilities                 1,323,792       1,166,260

Total current liabilities                11,325,107      12,048,862

LONG-TERM DEBT, LESS CURRENT MATURITIES  15,385,623      15,721,787

ACCRUAL FOR ENVIRONMENTAL CLEANUP           209,706         249,327

DEFERRED COMPENSATION                       190,000         100,000

DEFERRED INCOME TAXES                     2,488,968       2,762,546

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.10 par value, authorized
   10,495,000 shares at Sept. 30 and
   March 31, 1995; issued 4,094,891 shares
   at Sept. 30 and March 31, 1995           409,489         409,489
Additional paid-in capital                11,159,205     11,159,205
Retained earnings                         17,430,839     16,740,328
Equity adjustment from foreign
   currency translation                    1,731,349      2,080,008

Total                                     30,730,882     30,389,030
Less treasury stock - at cost, 527,106 shares
   at Sept. 30 and at March 31, 1995      (3,278,360)    (3,278,360)

Stockholders' equity - net                27,452,522     27,110,670

TOTAL                                    $57,051,926    $57,993,192

See notes to consolidated financial statements.

WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)


                             Six Months Ended        Three Months Ended
                               September 30             September 30
                           1995         1994         1995         1994
NET REVENUE                $22,127,725  $20,294,845  $10,918,377  $10,623,445

OPERATING EXPENSES:
Costs of services rendered
 and products sold         13,891,407    11,695,509    6,911,434    6,227,762
Selling, general and administrative
 expenses                   3,992,152     3,728,384    1,960,844    1,923,628
Depreciation                1,948,772     1,628,981      982,576      830,733

Total operating expenses   19,832,331    17,052,874    9,854,854    8,982,123

OPERATING INCOME            2,295,394     3,241,971    1,063,523    1,641,322

OTHER INCOME (EXPENSES):
Equity in income (loss)
 of joint ventures            (89,591)      356,120     (134,198)     208,704
Interest expense - net       (736,604)     (671,382)    (365,140)    (340,171)
Other - net                  (248,441)       25,327     (260,661)      23,931

Total other (expenses)     (1,074,636)     (289,935)    (759,999)    (107,536)

INCOME BEFORE INCOME
 TAXES                      1,220,758     2,952,036      303,524    1,533,786

INCOME TAXES                  530,247     1,028,997      251,203      564,437

NET INCOME                    690,511    $1,923,039       52,321      969,349

NET INCOME PER COMMON
AND COMMON EQUIVALENT SHARE      $.19          $.53         $.01         $.27

AVERAGE COMMON AND
COMMON EQUIVALENT
SHARES OUTSTANDING          3,622,407     3,608,898    3,640,709    3,612,405

See notes to consolidated financial statements.

WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 (UNAUDITED)
                                                                  Equity
                                                                  Adjustment
                       Common Stock        Additional             from Foreign
                       Number              Paid-in    Retained    Currency
                      of Shares   Amount   Capital    Earnings    Translation

Balance, April 1, 1995  4,094,891 $409,489 $11,159,205 $16,740,328 $2,080,008
 Net income                                                690,511
 Adjustment resulting from foreign
   currency translations                                             (348,659)

Balance, Sept 30, 1995  4,094,891 $409,489 $11,159,205 $17,430,839 $1,731,,349


                          Treasury Stock
                        Number
                        of Shares   Amount
Balance, April 1, 1995  (527,106) $(3,278,360)
 Net income
 Adjustment resulting from foreign
   currency translations

Balance, Sept 30, 1995  (527,106) $(3,278,360)

[FN]
See notes to consolidated financial statements

WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)
                                                   1995        1994

Cash Flows From Operating Activities:
   Net Income                                     $ 690,511   $ 1,923,039
   Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                   1,948,772     1,628,981
   Equity in (income) loss of joint ventures         89,591      (356,120)
   Increase (decrease) in deferred income taxes     (60,471)       14,001
   Increase in deferred compensation                 90,000
   Decrease in accrual for environmental cleanup    (39,621)      (35,635)
   Net change in operating assets and liabilities    17,541      (262,940)

Net cash provided by operating activities         2,736,323     2,911,326

Cash Flows From Investing Activities:

   Purchases of property, plant and equipment    (4,130,071)   (2,618,196)
   Decrease in amounts receivable from
     related parties                                213,705       520,004
   Repayment of capital by joint venture              ----        242,720

Net cash used in investing activities            (3,916,366)   (1,855,472)

Cash Flows From Financing Activities:

   Net borrowings (repayments) under
    credit agreements                               356,637    (1,058,012)
   Treasury stock transactions                        ____        193,321

Net cash provided by (used in) financing activities 356,637      (864,691)

Effect of foreign exchange rate changes on cash      (1,963)        2,683

Net increase (decrease) in cash                    (825,369)      193,846

Cash at beginning of period                       1,039,760       799,268

Cash at end of period                             $ 214,391     $ 993,114

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for:
   Interest                                       $ 787,608     $ 644,072
   Income taxes                                     708,100     1,002,721

See notes to consolidated financial statements.


WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 1.  BASIS OF PRESENTATION

The financial statements as of September 30, 1995 and for six and three months ended September 30, 1995 and 1994 are unaudited;
however, the March 31, 1995 balance sheet was derived from audited financial statements. In the opinion of management, such financial statements include all adjustments (consisting only of normal recurring items) necessary for a fair presentation.
The results of operations for the six and three months ended
September 30, 1995 are not necessarily indicative of the results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to the current presentation. These financial statements, note disclosures and other information should be read in conjunction with the financial statements and related notes of the Company's Annual Report on Form 10-K for the fiscal year ended
March 31, 1995, as filed with the Securitiess and Exchange Commisssion.

 2.  INVENTORIES

 Inventories at September 30, and March 31, 1995 consist of the following:
                                 September 30       March 31

Raw materials, parts and supplies     $1,527,855    $1,696,840
Work in process                          502,021       334,169

           Total                      $2,029,876    $2,031,009


If all of the Company's inventories were costed on the first-in, first-out method, inventories would have been approximately $624,000 higher at September 30 and March 31, 1995.


 3.  INVESTMENT IN JOINT VENTURES

 The following table summarizes the status and results of the Company's investment in 50% owned joint ventures for the six months ended September 30, 1995.

                                           Micronyl-
                              WedTech Inc. Wedco S.A.  Total


 Balance, April 1, 1995       $2,890,164  $1,911,631   $4,801,795
     Equity in income (loss)    (216,277)    126,686      (89,591)
     Adjustment due to foreign
       currency translation       _______    (71,958)     (71,958)

 Balance, Sept 30, 1995       $2,673,887  $1,966,359   $4,640,246



   4. COMMITMENTS AND CONTINGENCIES

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

   Inspections have shown that the site contains contaminates which must be removed. Accordingly, a remediation plan was prepared and approved by the D.E.P.E. The Company has provided accruals of $1,400,000 for the total estimated costs related to cleanup activities, of which $1,118,294 has been paid as of September 30, 1995. Recent sampling results indicate that the Company's groundwater remediation program is working effectively to reduce the level of groundwater contamination. It is difficult to estimate, with a high level of confidence, the total costs which may be incurred in cleaning this site. Expenses in excess of what the Company has recorded could be incurred due to the inherent uncertainty surrounding the extent of contamination, the complexity of governmental regulations and their interpretations and the varying costs and effectiveness of cleanup technologies. The Company believes, however, that its reserve is sufficient to satisfy current D.E.P.E. requirements.

5. POTENTIAL ACQUISITION

   On August 14, 1995, the Company announced it had agreed with ICO, Inc. on the principal terms of the acquisition of the Company by ICO, Inc. by means of a merger. If the transaction is consummated as contemplated, the Company's shareholders will receive $5.71 in cash and 1.8 shares of ICO, Inc. common stock for each share of the Company's common stock held. After completion of definitive documentation, the Board of Directors of both companies are expected to meet in the near future to consider the proposed merger. The merger will also be subject to approval of each company's shareholders, satisfaction of certain regulatory requirements and other conditions customary in transactions of this nature. ICO, Inc., based in Houston, Texas, serves the energy industry by testing, inspecting, reconditioning and coating sucker rods and OCTG, basic tools utilized in exploration and production for oil and natural gas. For its most recent fiscal year, which ended September 30, 1995, ICO, Inc. reported net revenues of $88.9 million, income before federal taxes of $6.4 million and net income of $5.8 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Wedco reported an 9.0% and 2.8% increase in net revenues for the six and three-month periods ended September 30, 1995, respectively, when compared to the same periods in 1994. Operating income decreased by 29.2% and 35.2% during these same periods, respectively. The cyclical downturn in the worldwide plastics industry experienced during the current fiscal year, resulted in declines in the utilization of machinery and equipment and the absorption of certain overhead costs in several of the Company's facilities. Furthermore, a portion of the increase in revenues reported during the current six-month period is attributed to an increase in compounding services rendered by the Company's Dutch subsidiary. Such compounding revenues yield lower margins than traditional processing services. Income from the Company's equity in joint ventures decreased by 125.2% and 164.3% during the current six and the three-month periods, respectively, primarily as a result of a decline in earnings experienced by the Company's Canadian joint venture. Interest expense increased 9.7% and 7.3% during the current six and three-month periods, respectively, when compared to the same periods of 1994. Other expenses also increased by approximately $297,000 during the six and three-month periods ended
September 30, 1995, as compared to the same periods of the prior year, due to the Company incurring certain expenses associated with the potential acquisition of the Company. The decreases in operating income and joint venture earnings, coupled with an increase in other expenses, resulted in a 64.1% and 94.6% decline in net income for the six and three-month periods ended September 30, 1995, respectively, when compared to the same periods of the prior fiscal year.

Net Revenues and Operating Income

The components of the increases in net revenues, as noted above, were as follows:

                                Six Months        Three Months
  Components                 Ended September 30   Ended September 30
of Revenue Growth              1995 vs. 1994        1995 vs. 1994
Processing Services:
  Volume decrease               $(1,603,000)       $(1,108,000)
  Change in average price
      per pound (1)               1,741,000            667,000
Machinery sales                     687,000            380,000
Foreign currency translation (2)  1,008,000            356,000

Total revenue growth            $ 1,833,000        $   295,000

(1) Based on average price per pound, which is affected by product mix and volume processed during the period.
(2) Due to changes in the translation rates used to convert the revenues of Wedco Europe B.V. into U.S. dollars.

    During the six months ended September 30, 1995, the Company processed approximately 193 million pounds of material as compared to approximately 210 million pounds in the same period of the prior fiscal year. This decrease in volume is reflective of the downturn in the plastics industry experienced during the current six-month period when compared to the same period in 1994, as well as an increase in competition in the United States. On a consolidated basis, as a percentage of net revenues, operating expenses, excluding general corporate expenses, were 82.9% and 76.2% for the six months ended
September 30, 1995 and 1994, respectively. The same percentages for the three-month periods ended September 30, 1995 and 1994 were 83.4% and 76.8%, respectively. Operating margins have declined in the current six and three-month periods as a result of the underutilization of machinery and equipment, increased labor costs in certain domestic locations and the increase in lower margin compounding revenues experienced in Europe. As a percentage of net revenues, general corporate expenses, excluding costs associated with the potential acquisition of the Company, remained unchanged at 6.8% and 7.8% during the six and three-month periods ended September 30, 1995 and 1994, respectively.

Other Income (Expense)

Income from the Company's investment in joint ventures decreased by 125.2% and 164.3% during the current six and three-month periods, respectively, when compared to the same periods of the prior year. Both of the Company's joint ventures reported a decline in earnings during the current six and three-month periods. In France, Micronyl-Wedco S.A.'s earnings have been affected by the current decline in the plastics industry, resulting in a decrease in the volume of materials processed during the current periods. In Canada, WedTech Inc.'s earnings continue to be negatively impacted by ongoing costs associated with its sales, marketing and administrative office in Toronto, Canada and repetitive monthly losses associated with its research and production facility in Dewey, Oklahoma. Furthermore, the current market for grinding and compounding services in Canada has become increasingly more competitive.
As such, these revenues are yielding lower margins than in prior periods. The impact of all of the above, coupled with increased interest expense related to financing these activities, was a 230.7% decline in WedTech Inc.'s earnings during the current six-month period. Under the equity method of accounting, net revenues of the joint ventures are not included in the consolidated net revenues of the Company.

As a result of the increase in the U.S. prime lending rate and increased foreign borrowings related to capital expenditures, interest expense increased by approximately $65,000 and $25,000 during the six and three-month periods ended September 30, 1995, as compared to the same periods in 1994.

Other expenses increased by approximately $297,000 during the six and three-month periods ended September 30, 1995 when compared to the same periods of the previous fiscal year. This increase reflects the cost of professional services incurred by the Company in connection with the potential acquisition of the Company. It is anticipated that during the Company's third quarter of fiscal 1996, additional costs will be incurred and expensed in relation to this potential transaction.

Income Taxes

As a result of the 58.7% and 80.2% decline in pre-tax income experienced during the six and three-month periods ended September 30, 1995, respectively, as compared to the same periods in 1994, the Company's consolidated income tax provision declined by 48.5% and 55.5% during these same periods, respectively.

The Company's effective tax rate, expressed as a percentage of pre-tax income, was 43.4% and 82.8% during the six and three-month periods ended September 30, 1995, respectively, as compared to 34.9% and 36.8% during the same periods of the prior fiscal year, respectively. The increase in the Company's effective tax rate during the current six and three-month periods reflects the utilization of tax-loss carryforwards by the Company's U.K. subsidiary during the same periods of the prior fiscal year, as well as the effect of federal and state regulations which prohibit the Company from treating the costs associated with the potential acquisition of the Company as deductible expenses for income tax purposes.


Foreign Currency Translation

The fluctuation of the dollar against the Dutch guilder and the British pound have impacted the translation of revenues and income of Wedco Europe B.V. into U.S. dollars for the six and three-month periods ended September 30, 1995, as compared to the same periods of the prior fiscal year. The increases due to this translation impact, in certain amounts shown on the Consolidated Statements of Income, are as follows:



                         Six Months         Three Months
                      Ended September 30  Ended September 30
                        1995 vs. 1994         1995 vs. 1994
  Net revenues         $ 1,008,000               $356,000
  Operating income         184,000                 70,000
  Pre-tax income           171,000                 70,000
  Net income               128,000                 48,000

Gains and losses from the translation of certain balance sheet accounts are not included in determining net income, but are accumulated as a separate component of stockholders' equity. These unrealized gains and losses are subject to deferred income taxes. As a result of the dollar's fluctuation against the Dutch guilder and British pound and changes in the net assets of foreign subsidiaries, stockholders' equity decreased, net of deferred income taxes, by approximately $349,000 during the six-month period ended September 30, 1995.

Financial Condition

Working capital decreased from March 31 to September 30, 1995 by approximately $1.4 million. While several components of working capital fluctuated during this six-month period, the $1.4 million decrease is primarily the result of decreases in cash, accounts receivable, prepaid expenses and accounts payable, offset by an increase in short-term notes payable and accrued expenses. The decrease in working capital resulted in a decline in the Company's current ratio from 1.1:1 at March 31, 1995 to 0.94:1 at September 30, 1995. As of September 30, 1995, the Company's debt to net equity ratio, including notes payable and current maturities of long-term debt, decreased to 0.75:1 from 0.76:1 at March 31, 1995. This decrease in leverage is primarily the result of earnings experienced during the current six-month period.

Capital Expansion and Resources

During the first six months of fiscal 1996, the Company generated $2.7 million in cash from its operating activities, a decrease of $0.2 million when compared to the same period of the prior fiscal year. Substantially all of the cash generated in the current six-month period was invested in capital expenditures. Net cash used in investing activities increased to $3,916,000 for the six months ended September 30, 1995 from $1,855,000 in the same period of the prior fiscal year. This fluctuation reflects a $1,512,000 increase in capital expenditures, a $306,000 decrease in amounts collected from related parties and a $243,000 repayment of capital by our Canadian joint venture resulting from the redemption of 342,100 Class D special shares during the six months ended September 30, 1994. Cash flows from financing activities increased by approximately $1.2 million during the six-month period ended September 30, 1995 as compared to the same period of the prior fiscal year, primarily as a result of an increase in short-term borrowings by the Company's European subsidiary.

For the year ending March 31, 1996, management's objective is to foster growth in earnings, through productivity improvements, increased capacity utilization and continued emphasis on cost containment measures. With that strategy in place, a capital budget of approximately $6.8 million has been proposed for fiscal 1996. The Company anticipates that capital expenditures for fiscal 1996 will be limited to maintaining or improving the Company's existing facilities and installing new processing systems in these facilities in order to meet specific market opportunities. The Company anticipates financing its capital expenditures with cash provided by operating activities and additional borrowings as needed. As of September 30, 1995, the Company has approximately $7.8 million available under its domestic and foreign credit facilities.

Contingencies

In regard to the environmental cleanup, discussed more fully in Note 4 to the Consolidated Financial Statements, the Company anticipates paying for the cleanup with cash provided by operations. If the current provision remains adequate, these costs should not significantly affect the financial position, results of operations or cash flows of the Company.

Effect of Inflation

The Company believes the relatively moderate rate of inflation currently being experienced will not have a significant impact on the Company's sales or profitability.


PART II:  OTHER INFORMATION


ITEM 1. Legal Proceedings:

        No matters to report.

ITEM 2. Changes in Securities:

        None.

ITEM 3. Defaults Upon Senior Securities:

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders:

On August 22, 1995, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the shareholders elected as directors: Edward N. Barol (with 3,077,938 affirmative votes and 4,209 votes withheld), Robert F. Bush (with 3,080,676 affirmative votes and 1,471 votes withheld), Donald C. Cuomo (with 3,081,287 affirmative votes and 860 votes withheld), Fred R. Feder (with 3,072,756 affirmative votes and 9,391 votes withheld), Walter L. Leib (with 3,078,169 affirmative votes and 3,978 votes withheld), George S. Sirusas (with 3,078,169 affirmative votes and 3,978 votes withheld), Theo J.M.L. Verhoeff (with 3,081,287 affirmative votes and 860 votes withheld), William C. Willoughby (with 3,081,287 affirmative votes and 860 votes withheld), and William E. Willoughby (with 3,081,287 affirmative votes and 860 votes withheld).

ITEM 5. Other Information:

        None.


ITEM 6. Exhibits and Reports on Form 8-K:

        A Form 8-K, dated August 22, 1995, reported the Company had agreed with ICO, Inc. on the principal terms of the acquisition of the Company by ICO, Inc. by means of a merger, under Item 5.

                                SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       WEDCO TECHNOLOGY, INC.




November 17, 1995   /s/William E. Willoughby

Date                William E. Willoughby
                    President and Chairman of the Board




November 17, 1995   /s/Robert F. Bush
Date                Robert F. Bush
                    Vice President - Finance