Form 10-Q
period 1995-12-31
WEDCO TECHNOLOGY INC
filed 1996-02-20
CIK 104060

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

     (Mark One)

       / X /        Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1995 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from          to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.              Yes   / X /   No   /  /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                    Outstanding at February 16, 1996
Common Stock, $.10 par value                3,567,785

             WEDCO TECHNOLOGY, INC. AND CONSOLIDATED SUBSIDIARIES

                                   INDEX



                                                             Page No.
PART I.   Financial Information:

 Consolidated Balance Sheets -                                  1- 2
 December 31, 1995 and March 31, 1995 (Unaudited)

 Consolidated Statements of Income - For the Nine Months         3
 and Three Months Ended December 31, 1995 and 1994 (Unaudited)

 Consolidated Statement of Changes in Stockholders' Equity -     4
 For the Nine Months Ended December 31, 1995 (Unaudited)

 Consolidated Statements of Cash Flows - For the Nine Months     5
 Ended December 31, 1995 and 1994 (Unaudited)

 Notes to Consolidated Financial Statements (Unaudited)         6- 7

 Management's Discussion and Analysis of Financial              8-12
 Condition and Results of Operations

PART II.  Other Information                                      13

Signatures                                                       14


WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND MARCH 31, 1995 (UNAUDITED)


ASSETS                        December 31, 1995   March 31, 1995
CURRENT ASSETS:
Cash                             $   147,617      $ 1,039,760
Accounts receivable,
 less allowance
 for doubtful accounts of
 $52,515 at December 31 and
 $52,568 at March 31               6,069,631        7,960,327
Due from related parties
  - current                          599,758          760,686
Inventories                        2,054,726        2,031,009
Prepaid expenses and other
  current assets                   1,019,534          990,303

Total current assets               9,891,266       12,782,085

PROPERTY, PLANT AND EQUIPMENT,
   less accumulated depreciation
   of $28,767,474 at December 31
   and $26,324,868                39,027,797       37,217,297
   at March 31

OTHER ASSETS:
Investment in joint ventures       4,779,402        4,801,795
Land                               2,298,109        2,298,109
Due from related parties             779,151          833,987
Other                                 42,480           59,919

Total other assets                 7,899,142        7,993,810

TOTAL                            $56,818,205      $57,993,192

WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND MARCH 31, 1995 (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY
                             December 31, 1995     March 31, 1995
CURRENT LIABILITIES:
Notes payable                $ 3,718,266           $ 3,103,827
Current maturities of
  long-term debt               1,646,524             1,761,020
Accounts payable               2,800,110             3,688,585
Accrued payroll                  889,619               999,229
Accrued expenses                 579,918               354,100
Accrual for environmental
  cleanup                         72,000                72,000
Federal, state and foreign
  income taxes payable           730,579               903,841
Other current liabilities      1,281,472             1,166,260

Total current liabilities     11,718,488            12,048,862

LONG-TERM DEBT,
  LESS CURRENT MATURITIES     14,871,959            15,721,787

ACCRUAL FOR
  ENVIRONMENTAL CLEANUP          198,836               249,327

DEFERRED COMPENSATION            235,000               100,000

DEFERRED INCOME TAXES          2,419,671             2,762,546

STOCKHOLDERS' EQUITY:
Common stock - authorized
  10,495,000 shares at
  December 31 and
  March 31, 1995;
  issued 4,094,891
  shares at December 31
  and March 31, 1995             409,489               409,489
Additional paid-in capital    11,159,205            11,159,205
Retained earnings             17,434,016            16,740,328
Equity adjustment from
 foreign currency
  translation                  1,649,901             2,080,008

Total                         30,652,611            30,389,030
Less treasury stock -
 at cost, 527,106 shares
  at December 31 and
  March 31, 1995              (3,278,360)           (3,278,360)

Stockholders' equity - net    27,374,251            27,110,670

TOTAL                        $56,818,205           $57,993,192

See notes to consolidated financial statements.

WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS
AND THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994 (UNAUDITED)

                         Nine Months Ended     Three Months Ended
                           December 31              December 31
                       1995         1994          1995         1994
NET REVENUE            $32,119,484   $31,843,057   $9,991,759  $11,548,212

OPERATING EXPENSES:
Costs of services rendered
  and products sold     20,469,005    18,897,598    6,577,598    7,202,089
Selling, general and
  administrative
  expenses               5,966,037     5,661,457    1,973,885    1,933,073
Depreciation             2,971,446     2,519,915    1,022,674      890,934

Total operating
  expenses              29,406,488    27,078,970    9,574,157   10,026,096

OPERATING INCOME         2,712,996     4,764,087      417,602    1,522,116

OTHER INCOME (EXPENSES):
Equity in income of
  joint ventures            61,734       450,535      151,325       94,415
Interest expense - net  (1,107,600)   (1,000,437)    (370,996)    (329,055)
Other - net               (393,638)       39,307     (145,197)      13,980

Total other (expenses)  (1,439,504)     (510,595)    (364,868)    (220,660)

INCOME BEFORE INCOME
  TAXES                  1,273,492     4,253,492       52,734    1,301,456

INCOME TAXES               579,804     1,451,380       49,557      422,383

NET INCOME             $   693,688   $ 2,802,112   $    3,177  $   879,073

NET INCOME PER COMMON
AND COMMON EQUIVALENT
SHARE                         $.19          $.78         $.00         $.24

AVERAGE COMMON AND
COMMON EQUIVALENT
SHARES OUTSTANDING       3,629,391     3,607,850    3,642,065    3,604,013

See notes to consolidated financial statements.


WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)

                                                              Equity Adjustment
                Common Stock        Additional                from Foreign
                Number              Paid-in      Retained     Currency
                of Shares  Amount   Capital      Earnings     Translation

Balance,
 April 1, 1995  4,094,891  $409,489  $11,159,205  $16,740,328  $2,080,008
Net income                                            693,688
Adjustment resulting from foreign
 currency translations                                           (430,107)

Balance,
 12/31/95       4,094,891  $409,489  $11,159,205  $17,434,016  $1,649,901


                       Treasury Stock
                  Number
                  of Shares         Amount
Balance,
 April 1, 1995   (527,106)          $(3,278,360)
Net income
Adjustment resulting from foreign
 currency translations

Balance,
 12/31/95        (527,106)          $(3,278,360)

See notes to consolidated financial statements


WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994 (UNAUDITED)


Cash Flows From Operating Activities:             1995          1994
Net Income                                       $693,688      $2,802,112
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation                                    2,971,446       2,519,915
Gain on sale of fixed assets                      (48,983)        (30,974)
Equity in income of joint ventures                (61,734)       (450,535)
Increase (decrease) in deferred income taxes      (77,490)         50,001
Increase in deferred compensation                 135,000
Decrease in accrual for environmental cleanup     (50,490)        (55,118)
Net change in operating assets and liabilities    999,316        (128,371)

Net cash provided by operating activities       4,560,753       4,707,030

Cash Flows From Investing Activities:
 Proceeds from sale of fixed assets                13,822         134,295
 Purchases of property, plant and equipment    (5,731,427)     (4,259,350)
 Decrease in amounts receivable from related
  parties                                         215,763         455,730
 Repayment of capital by joint venture                            242,720

Net cash used in investing activities          (5,501,842)     (3,426,605)

Cash Flows From Financing Activities:
   Net borrowings (repayments) under credit
   agreements                                      51,090      (1,257,202)
   Treasury stock transactions                                    193,260

   Net cash provided by (used in) financing
    activities                                     51,090      (1,063,942)

Effect of foreign exchange rate changes on cash    (2,144)          3,514

Net increase (decrease) in cash                  (892,143)        219,997

Cash at beginning of period                     1,039,760         799,268

Cash at end of period                          $  147,617      $1,019,265

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
   Interest                                    $1,102,000      $  977,000
   Income taxes                                   834,000       1,627,000

See notes to consolidated financial statements.

WEDCO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1.  BASIS OF PRESENTATION

 The financial statements as of December 31, 1995 and for the nine and three months ended December 31, 1995 and 1994 are unaudited; however, the March 31, 1995 balance sheet was derived from audited financial statements. In the opinion of management, such financial statements include all adjustments (consisting only of normal recurring items) necessary for a fair presentation. The results of operations for the nine and three months ended December 31, 1995 are not necessarily indicative of the results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to the current presentation.
 These financial statements, note disclosures and other information should be read in conjunction with the financial statements and related notes of the Company's Annual Report on Form 10-K for the fiscal year ended
 March 31, 1995, as filed with the Securities and Exchange Commission.

 2.  INVENTORIES

 Inventories at December 31 and March 31, 1995 consist of the following:

                                       December 31             March 31
 Raw materials, parts and supplies     $ 1,511,540            $ 1,696,840
 Work in process                           543,186                334,169
 Total                                 $ 2,054,726            $ 2,031,009

 If all of the Company's inventories were costed on the first-in, first-out method, inventories would have been approximately $624,000 higher at December 31 and March 31, 1995.


 3.  INVESTMENT IN JOINT VENTURES

 The following table summarizes the status and results of the Company's investment in joint ventures for the nine months ended December 31, 1995.
                                            Micronyl-
                              WedTech Inc.  Wedco S.A.     Total
 Balance, April 1, 1995       $2,890,164    $1,911,631     $4,801,795
 Equity in income (loss)        (105,330)      167,064         61,734
 Adjustment due to foreign
   currency translation                        (84,127)       (84,127)
 Balance, December 31, 1995   $2,784,834    $1,994,568    $ 4,779,402


4.   COMMITMENTS AND CONTINGENCIES

 In conjunction with the sale of real estate owned by a former subsidiary, the New Jersey Department of Environmental Protection and Energy (D.E.P.E.) issued an Administrative Consent Order (A.C.O.) to the Company, under the Environmental Clean-up Responsibility Act (E.C.R.A.). According to E.C.R.A., property title cannot pass to a new owner until the D.E.P.E. is satisfied that the property meets defined environmental standards or an A.C.O. has been issued.

 Inspections have shown that the site contains contaminates which must be removed. Accordingly, a cleanup plan was prepared and approved by the D.E.P.E. The Company has provided accruals of $1,400,000 for the total estimated costs related to cleanup activities, of which approximately $1,129,163 has been paid as of December 31, 1995. Recent sampling results indicate that the Company's groundwater remediation program is working effectively to reduce the level of groundwater contamination. It is difficult to estimate, with a high level of confidence, the total costs which may be incurred in cleaning this site. Expenses in excess of what the Company has recorded could be incurred due to the inherent uncertainty surrounding the extent of contamination, the complexity of governmental regulations and their interpretations and the varying costs and effectiveness of cleanup technologies.
 The Company believes, however, that its reserve is sufficient to satisfy current D.E.P.E. requirements.

5.  MERGER AGREEMENT

 On December 8, 1995, the Company entered into a definitive merger agreement with ICO, Inc. ("ICO") pursuant to which the Company would merge with and into a wholly-owned subsidiary of ICO, Inc.
 In the proposed merger, each of the Company's shareholders would receive, at its option, 2.84 shares of ICO common stock or a combination of
 2.2 shares of such stock and $3.50 in cash for each share of the Company's common stock held. The proposed merger is subject to approval of the Company's shareholders, approval by ICO's shareholders of the issuance of shares of ICO common stock in the proposed Merger, satisfaction of certain regulatory requirements and other conditions customary in transactions of this nature. ICO, based in Houston, Texas, serves the energy industry by testing, inspecting, reconditioning and coating sucker rods and OCTG, basic tools utilized in exploration and production for oil and natural gas. For its most recent fiscal year, which ended September 30, 1995, ICO reported net revenues of $88.9 million, income before federal taxes of $6.4 million and net income of $5.8 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the nine-month period ended December 31, 1995, net revenues were relatively unchanged when compared to the same period in 1994.
For the three months ended December 31, 1995, however, net revenues declined by 13.5% when compared to the same quarter of the prior fiscal year. Operating income decreased by 43.1% and 72.6% during the nine and three-month periods ended December 31, 1995, respectively, when compared to the same periods in 1994. The cyclical downturn in the worldwide plastics industry experienced during the current fiscal year resulted in declines in the utilization of machinery and equipment and the absorption of certain overhead costs in several of the Company's facilities.
Furthermore, a portion of the revenues reported during the current nine-month period is attributed to an increase in compounding services rendered by the Company's Dutch subsidiary.
Such compounding revenues yield lower margins than traditional processing services. Income from the Company's equity in joint ventures decreased by 86.3% during the current nine-month period, despite a 60.3% increase in these earnings during the current three-month period. Interest expense increased 10.7% and 12.7% during the current nine and three-month periods, respectively, when compared to the same periods of 1994. Other expenses also increased by approximately $433,000 and $159,000 during the nine and three-month periods ended December 31, 1995, respectively, as compared to the same periods of the prior year, due to the Company incurring certain expenses associated with the potential acquisition of the Company.
The decreases in operating income and joint venture earnings, coupled with increases in other expenses, resulted in a 75.2% and 99.6% decline in net income for the nine and three-month periods ended December 31, 1995, respectively, when compared to the same periods of the prior fiscal year. There can be no assurance that such decreases in operating income and joint venture earnings and increase in expenses will not continue.

Net Revenues and Operating Income

The components of the changes in net revenues, as noted above, were as follows:

                                 Nine Months         Three Months
Components                       Ended December 31   Ended December 31
of Revenue Growth(Decline)       1995 vs. 1994       1995 vs. 1994
Processing Services:
 Volume decrease                 $(4,010,000)        $(2,407,000)
 Change in average price
   per pound (1)                   2,309,000             568,000
Machinery sales                      697,000              11,000
Foreign currency translation (2)   1,280,000             272,000

Total revenue growth (decline)   $   276,000        $ (1,556,000)

(1) Based on average price per pound, which is affected by product mix and volume processed during the period.
(2) Due to changes in the translation rates used to convert the revenues of Wedco Europe B.V. into U.S. dollars.

During the nine months ended December 31, 1995, the Company processed approximately 275 million pounds of material as compared to approximately 317 million pounds in the same period of the prior fiscal year. This decrease in volume is reflective of the downturn in the plastics industry experienced during the current nine-month period when compared to the same period in 1994, as well as an increase in competition in the United States. On a consolidated basis, as a percentage of net revenues, operating expenses, excluding general corporate expenses, were 84.9% and 77.7% for the nine months ended December 31, 1995 and 1994, respectively. These same percentages for the three-month periods ended December 31, 1995 and 1994 were 86.4% and 80.5%, respectively. Operating margins have declined in the current nine and three-month periods as a result of the underutilization of machinery and equipment, increased labor costs in certain domestic locations and the increase in lower margin compounding revenues experienced in Europe.
As a percentage of net revenues, general corporate expenses, excluding costs associated with the pending acquisition of the Company, were 6.7% and 7.3% for the nine months ended December 31, 1995 and 1994, respectively. These same percentages for the three-month periods ended December 31, 1995 and 1994 were 9.5% and 6.4%, respectively.
The increase in this percentage during the three-month period ended December 31, 1995 as compared to the same period in 1994 reflects the decline in revenues experienced during the current three-month period.

Other Income (Expense)

Income from the Company's investment in joint ventures decreased by 86.3% and increased 60.3% during the current nine and three-month periods, respectively, when compared to the same periods of the prior year. Both of the Company's joint ventures reported a decline in earnings during the current nine-month period. In France, Micronyl-Wedco S.A.'s earnings have been affected by the current decline in the plastics industry, resulting in a decrease in the volume of materials processed during the current periods. In Canada, WedTech Inc.'s earnings continue to be negatively impacted by ongoing costs associated with its sales, marketing and administrative office in Toronto, Canada and repetitive monthly losses associated with its research and production facility in Dewey, Oklahoma.
Furthermore, the current market for grinding and compounding services in Canada has become increasingly more competitive. As such, these revenues are yielding lower margins than in prior periods. The impact of all of the above, coupled with increased interest expense related to financing these activities, was a 178.3% decline in WedTech Inc.'s earnings during the current nine-month period. Under the equity method of accounting, net revenues of the joint ventures are not included in the consolidated net revenues of the Company.

As a result of the increase in the U.S. prime lending rate and increased foreign borrowings related to capital expenditures, interest expense increased by approximately $107,000 and $42,000 during the nine and three-month periods ended December 31, 1995, as compared to the same periods in 1994.

Other expenses increased by approximately $433,000 and $159,000 during the nine and three-month periods ended December 31, 1995 when compared to the same periods of the previous fiscal year. These net increases reflect approximately $470,000 and $174,000 in legal, accounting and other expenses incurred in each respective period by the Company, in connection with the pending acquisition of the Company. (See Note 5 to the Consolidated Financial Statements above.) It is anticipated that during the Company's fourth quarter of fiscal 1996, additional costs will be incurred and expensed in relation to this pending transaction.

Income Taxes

As a result of the 70.1% and 96.0% decline in pre-tax income experienced during the nine and three-month periods ended December 31, 1995, respectively, as compared to the same periods in 1994, the Company's consolidated income tax provision declined by 60.1% and 88.3% during these same periods, respectively.

The Company's effective tax rate, expressed as a percentage of pre-tax income, was 45.5% and 94.0% during the nine and three-month periods ended December 31, 1995, respectively, as compared to 34.1% and 32.5% during the same periods of the prior fiscal year, respectively. The increase in the Company's effective tax rate during the current nine and three-month periods reflects the utilization of tax-loss carryforwards by the Company's U.K. subsidiary during the same periods of the prior fiscal year, as well as the effect of federal and state regulations which prohibit the Company from treating the costs associated with the pending acquisition of the Company as deductible expenses for income tax purposes.


Foreign Currency Translation

The fluctuation of the dollar against the Dutch guilder and the British pound have impacted the translation of revenues and income of Wedco Europe B.V. into U.S. dollars for the nine and three-month periods ended December 31, 1995, as compared to the same periods of the prior fiscal year. The increases due to this translation impact, in certain amounts shown on the Consolidated Statements of Income, are as follows:

                         Nine Months          Three Months
                         Ended December 31    Ended December 31
                         1995 vs. 1994        1995 vs. 1994
 Net revenues            $ 1,280,000          $272,000
 Operating income            188,000             4,000
 Pre-tax income              172,000             1,000
 Net income                  134,000             6,000

Gains and losses from the translation of certain balance sheet accounts are not included in determining net income, but are accumulated as a separate component of stockholders' equity. These unrealized gains and losses are subject to deferred income taxes. As a result of the dollar's fluctuation against the Dutch guilder and British pound and changes in the net assets of foreign subsidiaries, stockholders' equity decreased, net of deferred income taxes, by approximately $430,000 during the nine-month period ended December 31, 1995.

Financial Condition

Working capital decreased from March 31 to December 31, 1995 by approximately $2.6 million. While several components of working capital fluctuated during this nine-month period, the $2.6 million decrease is primarily the result of decreases in cash, accounts receivable, accounts payable and federal, state and foreign income taxes payable, offset by increases in short-term notes payable, accrued expenses and other current liabilities. The decrease in working capital resulted in a decline in the Company's current ratio from 1.1:1 at March 31, 1995 to 0.84:1 at December
31, 1995. As of December 31, 1995, the Company's debt to net equity ratio, including notes payable and current maturities of long-term debt, decreased to 0.74:1 from 0.76:1 at March 31, 1995. This decrease in leverage is primarily the result of earnings experienced during the current nine-month period.

Capital Expansion and Resources

During the first nine months of fiscal 1996, the Company generated $4.6 million in cash from its operating activities, a decrease of $0.1 million when compared to the same period of the prior fiscal year. Substantially all of the cash generated in the current nine-month period was invested in capital expenditures, as described below. Net cash used in investing activities increased to $5,502,000 for the nine months ended December 31, 1995 from $3,427,000 in the same period of the prior fiscal year. This fluctuation reflects a $1,472,000 increase in capital expenditures, a $240,000 decrease in amounts collected from related parties and a $243,000 repayment of capital by the Company's Canadian joint venture resulting from the redemption of 342,100 Class D special shares during the nine months ended December 31, 1994. Cash flows from financing activities increased by approximately $1.1 million during the nine-month period ended December 31, 1995 as compared to the same period of the prior fiscal year, primarily as a result of an increase in short-term borrowings by the Company.

For the year ending March 31, 1996, management's objective is to foster growth in earnings, through productivity improvements, increased capacity utilization and continued emphasis on cost containment measures. With that strategy in place, a capital budget of approximately $6.8 million was approved for fiscal 1996. The Company anticipates that capital expenditures for fiscal 1996 will be limited to maintaining or improving the Company's existing facilities and installing new processing systems in these facilities in order to meet specific market opportunities. The Company anticipates financing its capital expenditures with cash provided by operating activities and additional borrowings as needed. As of December 31, 1995, the Company had a total of approximately $7.7 million available under its domestic and foreign credit facilities.

Contingencies

As discussed more fully in Note 4 to the Consolidated Financial
Statements, above, the Company anticipates paying for its environmental cleanup with cash provided by operations. If the current provision remains adequate, these costs should not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

      None.

 ITEM 3.    Defaults Upon Senior Securities:

      None.

 ITEM 4.    Submission of Matters to a Vote of Security Holders:

      None.

 ITEM 5.    Other Information:

      As more fully described in Note 5 to the Consolidated Financial Statements, above, the Company entered into a definitive merger agreement with ICO, pursuant to which the Company would merge with and into a wholly-owned subsidiary of ICO. Consummation of the proposed merger is subject to, among other things, approval of the Company's shareholders. On February 9, 1996, the Company filed with the Securities and Exchange Commission a preliminary proxy statement relating to the special meeting of the Company's shareholders at which the proposed merger will be voted upon.
      The Company's proxy statement was filed as part of the Joint Proxy Statement/Prospectus included in ICO's Registration Statement on Form S-4 (Reg.
      No. 333-831).

 ITEM 6.    Exhibits and Reports on Form 8-K:

      a. The following exhibits are filed as part of this report:

      Exhibit 2 Merger Agreement dated as of December 8, 1995, by and among Wedco Technology, Inc., W Acquisition Corp. and ICO, Inc.

      Exhibit 27     Financial Data Schedule for the
                     3rd quarter ended December 31, 1995

      b. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                WEDCO TECHNOLOGY, INC.




February 19, 1996               /s/William E. Willoughby
     Date                          William E. Willoughby
                                   President and Chairman of the Board




February 19, 1996               /s/Robert F. Bush
     Date                          Robert F. Bush
                                   Vice President-Finance

                           Exhibit Index

Exhibit No.            Description

  2 Merger Agreement dated as of December 8, 1995, by and among Wedco Technology, Inc., W Acquisition Corp. and ICO, Inc.
                      (appears as Annex A to the Joint
                      Proxy Statement/Prospectus initially filed as part of ICO, Inc.'s Registration
                      Statement on Form S-4 (Reg. No. 333-831) on February 9, 1996 and is incorporated herein by reference).

  27                  Financial Data Schedule for the
                      3rd quarter ended December 31, 1995